Form 10-K
period 2013-12-31
Harley-Davidson Motorcycle Trust 2010-1
filed 2014-03-26
CIK 1505689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Harley-Davidson Credit Corp. (“HDCC”), the seller, servicer and sponsor, is a Nevada corporation and wholly-owned subsidiary of Harley-Davidson Financial Services, Inc. (“HDFS”).  HDFS, a Delaware corporation, is a wholly-owned subsidiary and the financing division of Harley-Davidson, Inc.  HDCC and its affiliates provide retail financial services to consumers in the United States and Canada and wholesale financial services primarily to Harley-Davidson® motorcycle dealers in the United States and Canada.  Harley-Davidson Customer Funding Corp. (“CFC”), the depositor, is a Nevada corporation and wholly-owned special-purpose finance subsidiary of HDCC.  All of the officers and directors of CFC are also employed by HDCC or HDFS, except that at least two directors of CFC will at all times be independent of HDCC, HDFS and Harley-Davidson, Inc.  CFC’s business is limited to, among other things, (i) purchasing the contracts and related property (and other similar promissory note and security agreements and similar retail motorcycle installment conditional sales contracts) from HDCC (in its capacity as seller), (ii) acting as the beneficial owner of the issuing entity - Harley-Davidson Motorcycle Trust 2010-1 (the “Trust”) - and other similar trusts and (iii) performing its obligations under the transfer and servicing agreements to which it is a party (including similar agreements entered into in connection with the formation of similar trusts).

Annual losses on HDCC’s managed retail motorcycle loans were 1.09% during 2013 compared to 0.79% in 2012.  The increase in credit losses from 2012 is due to lower year-over-year recoveries as well as a higher frequency of loss.  The 30-day delinquency rate for managed retail motorcycle loans at December 31, 2013 decreased to 3.71% from 3.94% at December 31, 2012.  HDCC expects changing consumer behavior, the funding of additional prudently structured loans in the near-prime and subprime segments and lower recoveries resulting from lower charge-offs in prior periods to result in modestly higher delinquencies and credit losses in 2014 as compared to 2013.  Managed retail motorcycle loans include loans held by HDCC as well as those sold through asset-backed securitization transactions.  The assets owned by the Trust may experience credit losses that are the same as, greater than or less than those of managed retail motorcycle loans as a whole.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2013, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

HDCC’s Report on Assessment and the related Attestation Report have not identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to HDCC.

The Indenture Trustee’s Report on Assessment and related Attestation Report have identified material noncompliance with two servicing criteria applicable to the Indenture Trustee’s platform.  Specifically, with regard to servicing criterion 1122(d)(3)(i)(A), during the reporting period, certain reports to investors were not prepared in accordance with the timeframes and other terms set forth in the related transaction agreements.  With regard to servicing criterion 1122(d)(3)(ii), during the reporting period, certain distributions to investors were not remitted in accordance with the timeframes set forth in the transaction agreements.

The Indenture Trustee further indicates in its Report on Assessment that remediation steps have been implemented.  The Trust has not independently verified the accuracy of the Indenture Trustee’s assertions or the adequacy of its remediation efforts; however, the Indenture Trustee has informed the Trust that the instances of noncompliance noted in the Attestation Report did not relate to or involve the performance by the Indenture Trustee under the Trust’s Sale and Servicing Agreement.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2013.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2013.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2013 through December 31, 2013.

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

March 26, 2014

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2013.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 3013.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2013 through December 31, 2013.